Form 10-Q
period 2012-09-30
Whiffletree Acquisition Corp
filed 2012-11-01
CIK 1550959

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS



Balance Sheets as of September 30, 2012 (unaudited) and
     April 30, 2012                                               1

Statements of Operations for the Three months ended
September 30, 2012 and the Period from April 23, 2012
(Inception) to September 30, 2012 (unaudited)                     2

Statements of Cash Flows for the Period from April 23,
2012 (Inception) to September 30, 2012 (unaudited)                3

Notes to Financial Statements (unaudited)                        4-7

                Whiffletree Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                  ASSETS

                                           September 30, 2012     April 30, 2012
                                           ------------------     --------------

   Current assets

       Cash                                 $  2,000              $  2,000
                                            --------              ---------
   TOTAL ASSETS                             $  2,000              $  2,000
                                            ========              =========


                  STOCKHOLDERS' EQUITY

   Stockholders' Equity

      Preferred stock, $0.0001 par value,
        20,000,000 shares authorized;
        none outstanding                    $      -              $      -

      Common Stock, $0.0001 par value,
        100,000,000 shares authorized;
        20,000,000 shares issued and
        outstanding                            2,000                 2,000

      Additional paid-in capital                 750                   750

      Accumulated deficit                       (750)                 (750)
                                            ---------             ---------
  TOTAL STOCKHOLDERS' EQUITY                $  2,000              $  2,000
                                            =========             =========

 The accompanying notes are an integral part of these financial statements



                       Whiffletree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 For the period from
                                          For the three months      April 23, 2012
                                               ended                (Inception) to
                                           September 30, 2012    September 30, 2012
                                           -----------------     -------------------

   Revenues                                $            -        $              -

   Cost of revenues                                     -                       -
                                           -----------------     -------------------
   Gross profit                                         -                       -

   Operating expenses                                   -                     750
                                           -----------------     -------------------
   Loss before income tax                               -                    (750)

   Income tax                                           -                       -
                                           -----------------     -------------------
   Net loss                                $            -        $           (750)
                                           =================     ===================
   Loss per share - basic and diluted                  0.00                  0.00
                                           =================     ===================
   Weighted average shares outstanding-
       basic and diluted                         20,000,000
                                           -----------------


 The accompanying notes are an integral part of these financial statements



                       Whiffletree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                         For the Period from
                                                           April 23, 2012
                                                           (Inception) to
                                                          September 30, 2012
                                                         -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $           (750)
                                                         -------------------

      Net cash used in operating activities                           (750)
                                                         -------------------
CASH FLOW FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                              2,000

  Proceeds from stockholders' additional
     paid-in capital                                                    750
                                                         -------------------
     Net cash provided by financing activities                        2,750
                                                         -------------------
 Net increase in cash                                                 2,000

 Cash at beginning of period                                             -
                                                         -------------------
 Cash at end of period                                   $            2,000
                                                         ===================

 The accompanying notes are an integral part of these financial statements


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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012.

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

                       Whiffletree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $750 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim period within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02---Intangibles---Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have a material impact on the company's financial statements.

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

                       Whiffletree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                (unaudited)



NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On April 30, 2012, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

A shareholder made a contribution in the amount of $750.

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

     Subsequent to the period covered by this Report, the Company has entered into an agreement to effect a change in control of the Company.
The change of control has not yet been effected but the agreement for such possible change has been executed and the Company will file a Form 8-K reporting such transaction at the time the change of control is effected.
The change of control is contemplated to effect new management of the Company, including new directors, and the issuance of additional shares of common stock. The Company is in the process of effecting a change of its name to Whoopass Poker Corporation in contemplation of effecting the change of control.

     After the change of control, the Company will consider a business combination with a private company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of September 30, 2012, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with it.

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

Dated:   October 31, 2012