Form 10-K
period 2012-12-31
Whoopass Poker Corp
filed 2013-05-28
CIK 1550959

Go
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2012


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54724

                         WHOOPASS POKER CORPORATION
           (Exact name of registrant as specified in its charter)

                   WHIFFLETREE ACQUISITION CORPORATION
          (Former Name of Registrant as Specified in its Charter)

            Delaware                           00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           1472 North San Antonio Avenue
                           Upland, California 91786
           (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:   909-297-0479

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the reistrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               April 1, 2013

Common Stock, par value $0.0001                 1,250,000
Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      Whoopass Poker Corporation (formerly Whiffletree Acquisition Corporation) ("Whoopass" or the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On May 30, 2012, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     Change in Control:

    On November 1, 2012, the following events occurred which resulted in a change of control of the Company:

    The Company redeemed an aggregate of 19,750,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,975.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 125,000 shares of the Company's common stock.

     Donald W. Hohman Sr. was named as the sole director of the Company and appointed its President and Treasurer. Joanne Jenio was appointed Secretary of the Company.

     On November 2, 2012, the COmpany issued 1,000,000 shares of its common stock at par representing 80% of the then total outstanding 1,250,000 shares of common stock.

     The Company has no employees and only one director who also serves as the Company's chief executive officer.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

CURRENT ACTIVITIES

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is actively pursuing the following avenues of development:

    The Company anticipates that it will enter into a business combination with a private company that has developed and promoted two new internet and casino appropriate poker-related games. The private company has developed the games and promoted them at various gaming shows in the United States and Costa Rica. The company anticipates marketing the games for live play at casinos as well as internet play. The company has developed an accessory and clothing line related to the games as well as a strategy guide. The company anticipates developing an international site for live play as well as a United States site for free play. These sites will also promote sales of the accessories and clothing lines.

      The Company currently anticipates that the business combination would take the form of a merger probably in the second or third quarter of 2013 although no binding agreement has been executed at the date of this Report. It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

     If and when the Company chooses to enter into a business combination with such private company or another, it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At
December 31, 2012, the Company had sustained a net loss of $750 and had an accumulated deficit of $750.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

April 30, 2012	    Tiber Creek 	     10,000,000    $1,000
		    Corporation (1)    (9,875,000 redeemed 11/1/2012)

April 30, 2012      MB Americus LLC (2)      10,000,000	   $1,000
                                       (9,875,000 redeemed 11/1/2012)

November 2, 2012    Donald W.Hohman, Sr.      1,000,000     $100

(1) James Cassidy, was the president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.

Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   the Company has no operations nor does it currently engage in any business activities generating revenues. the Company's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, the Company had sustained a net loss of $750 and had an accumulated deficit of $750.

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

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

   The Company anticipates that it will enter into a business combination with a private company that has developed and promoted two new internet and casino appropriate poker-related games. The private company has developed the games and promoted them at various gaming shows in the United States and Costa Rica. The company anticipates marketing the games for live play at casinos as well as internet play. The company has developed an accessory and clothing line related to the games as well as a strategy guide. The company anticipates developing an international site for live play as well as a United States site for free play. These sites will also promote sales of the accessories and clothing lines.

   A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

    In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

   The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

2012 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, the Company had sustained a net loss of $750 and had an accumulated deficit of $750.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2012 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                      Positions and Offices Held
     -----------------               -----------
     Donald W. Hohman, Sr.        President, Treasurer, Director

     Joanne Jenio		  Secretary

Management of the Company

     The Company has no full time employees.

    On November 1, 2012, James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 125,000 shares of the Company's common stock.

    Donald W. Hohman, Sr. was named as the sole director of the Company and appointed its President and Treasurer.

   For the past five years, Donald W. Hohman, Sr. has been involved in the development and promotion of two new internet and casino appropriate poker-related games. Mr. Hohman has displayed the games at the Las Vegas Gaming Show and the London Ice show as well as at numerous Indian game shows. He has also developed an ancillary clothing and accessory line and written a 250-page strategy guide for playing of the games.

Conflicts of Interest

    Donald W. Hohman, Sr., the sole officer and director of the Company, is also the president and chief executive officer of the potential target company with whom the Company is considering in regard to effecting a business combination. Such a business combination may result in a benefit to the target company and its shareholders.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2012, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James Cassidy (1)                    125,000             10%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop (2)                   125,000             10%
9454 Wilshire Boulevard
Beverly Hills, California 90212

Donald W. Hohman, Sr.	            1,000,000		 80%
1472 North San Antonio Avenue
Upland, California 91786

All Executive Officers and          1,000,000
Directors as a Group (1 Person)

     (1) As the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the shares of common stock of the Company owned by it.

     (2) As the sole principal of MB Americus LLC, a California business entity, Mr. McKillop is deemed to be the beneficial owner of the shares of the Company owned by it.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   Donald W.Hohman, Sr. is the majority shareholder of the Company and also serves as its president and treasurer and sole director.

    As the organizers and developers of Whiffletree Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until November 1, 2012, the date of the change in control, without repayment. Tiber Creek is a shareholder of the Company and may receive benefits in the future if the company is able to effect a business combination beneficial to the company.

    The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Jones would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

     The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2011      December 31, 2012
	                 -----------------      -----------------

Audit-Related Fees          $ 750 		    $ 750


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm            1

Balance Sheet as of December 31, 2012                              2

Statement of Operations for the period from April 23, 2012
   (Inception) to December 31, 2012                                3

Statement of Cash Flows for the period from April 23, 2012
    (Inception) to December 31, 2012                               4

Statement of Changes in Shareholders' Equity for the
    period from April 23, 2012 (Inception) to December 31, 2012    5

Notes to Financial Statements

                     CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                            WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEET


                       ASSETS
                                                 December 31, 2012
                                                 -----------------

  Current assets
    Cash                                         $           25
    Prepaid expense                                           -
    Due from related party                                    -
                                                 -----------------
                Total assets                     $           25
                                                 =================


             LIABILITY AND STOCKHOLDERS' DEFICIT

  Current liability
     Accrued liability                           $             -
                                                 -----------------
                Total Liabilities                $             -
                                                 -----------------

  Stockholders' equity

    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued or outstanding                                     -

    Common Stock; $0.0001 par value,
    100,000,000 shares authorized;
    1,250,000 shares issued and outstanding                  125

    Additional paid-in capital                               750

    Discount on common stock                                (100)

    Deficit accumulated during the development
             stage                                          (750)
                                                 -----------------
          Total stockholders' equity                          25
                                                 -----------------
          Total liability and stockholders'
              equity                              $           25
                                                 =================


 The accompanying notes are an integral part of these financial statements

                             WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF OPERATIONS


                                            For the period from April 23,
                                                  2012 (Inception) to
                                                   December 31, 2012
                                                 -----------------

    Revenues                                     $              -

    Cost of revenues                                            -
                                                  -----------------
    Gross profit                                                -
                                                  -----------------

    Operating expenses                                         750
                                                  -----------------
    Loss before income tax                                    (750)
                                                  -----------------

    Income tax                                                   -
                                                  -----------------
    Net loss                                      $           (750)
                                                  =================

    Loss per share - basic and diluted            $           (0.00)
                                                   -----------------

    Weighted average shares-basic and diluted             10,723,288
                                                    =================


 The accompanying notes are an integral part of these financial statements

                             WHOOPASS POKER CORPORATION
                   (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS

                                               For the period from April
                                                23, 2012 (Inception) to
                                                  December 31, 2012
                                                 ------------------

OPERATING ACTIVITIES

   Net loss                                      $          (750)
                                                 ------------------

   Changes in operating assets and liabilities

       Prepaid expense                                         -
       Due from related party                                  -
       Accrued liability                                       -
                                                 ------------------
   Net cash provided by (used in)
       operating activities                                 (750)
                                                 ------------------
FINANCING ACTIVITIES

   Proceeds from issuance of common stock                  2,000
   Shareholder contribution                                  750
   Redemption of common stock                             (1,975)
                                                 ------------------
   Net cash provided by financing activities                 775
                                                 ------------------
   Net increase in cash                                       25

   Cash, beginning of period                                   -
                                                 ------------------
   Cash, end of period                            $           25
                                                 ==================

NON-CASH FINANCING ACTIVITIES;
    Issuance of stock for a discount upon
      change in control                           $          100
                                                 ==================

 The accompanying notes are an integral part of these financial statements

                             WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOSCKHOLDERS' DEFICIT

                                                                          Deficit
                                                                          Accumulated   Total
                             Common Stock          Additional  Discount   During the    Stock-
                          -----------------------  Paid-in     on Common  Development   holders'
                          Shares       Amount      Capital     Stock      Stage         Equity
                          ----------   ---------   ---------   ---------  -----------   --------

Balance, April 23,
  2012 (Inception)                -     $     -     $   -       $     -    $     -       $    -

  Shares issued for cash   20,000,000     2,000         -             -          -         2,000

  Expenses paid by
     shareholders                 -           -        750            -          -           750

Redemption of common
  stock                   (19,750,000)   (1,975)        -             -          -         (1,975)

Issuance of common
  stock due to change
  in control                1,000,000       100         -          (100)         -              -

Net loss                          -           -         -             -         (750)        (750)
                          ----------   ---------   ---------   ---------    -----------   --------
Balance,
 December 31, 2012         1,250,000    $   125    $  750       $  (100)     $  (750)     $    25
                          ==========    ========   =========    =========    ==========   ========




 The accompanying notes are an integral part of these financial statements

                            WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012

1.   NATURE OF OPERATIONS AND GOING CONCERN

Whoopass Poker Corporation (formerly Whiffletree Acquisition
Corporation) ("Whoopass" or the "Company") was incorporated on April
23, 2012 ("inception") under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company has sustained operating losses since inception. It has an accumulated deficit of $750 as of December 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

The Company anticipates that it will enter into a business combination with a certain private company that has developed and promoted two new internet and casino appropriate poker-related games. The private company has developed the games and promoted them at various gaming shows in the United States and Costa Rica. The company anticipates marketing the games for live play at casinos as well as internet play. The company has developed an accessory and clothing line related to the games as well as a strategy guide. The company anticipates developing an international site for live play as well as a United States site for free play. These sites will also promote sales of an accessories and clothing lines.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.
                                    6

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The assumptions used by management in future estimates could change significantly due to changes in circumstances, including, but not limited to, challenging economic conditions. Accordingly, future estimates may differ significantly. Significant estimates and assumptions included in the Company's financial statements relate to estimate of loss contingencies and accrued other liabilities.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2012 and 2011.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.
                                      7

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

Recent Accounting Pronouncements

Effective 2012, the Company adopted ASU No. 2011-04, Amendments to
Achieve Common Fair Value Measurement and Disclosure Requirements
in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board
(FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC)
Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.
                                 8

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Recent Accounting Pronouncements (continued)

Effective 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive
Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05
(ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU
2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.
                                  9

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012


3.   EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 1,250,000 shares of common stock and no preferred stock were issued and outstanding.

On November 1, 2012, the Company redeemed an aggregate of 19,750,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,975.

On November 2, 2012, the Company 1,000,000 shares were issued to the new officer of the company at $0.0001 representing 80% of the total outstanding 1,250,000 shares of common stock.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WHOOPASS POKER CORPORATION
                          Formerly Whiffletree Acquisition COrporation


                              By:   /s/ Donald W. Hohman, Sr.
                                        President
					Principal executive officer
Dated: May 27, 2013


                              By:   /s/ Donald Hohman
                                        Principal financial officer

Dated: May 27, 2013


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Donald Hohman         Director            May 27, 2013