Form 10-K/A
period 2012-12-31
Whoopass Poker Corp
filed 2013-07-19
CIK 1550959

Go
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            AMENDMENT NO. 1
                                 to
                              FORM 10-K
(Mark One)

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

This amendment replaces the earlier Form 10-K filed in error prior to the review by the Company's auditors.



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

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At
December 31, 2012, the Company had sustained a net loss of $11,932 and had an accumulated deficit of $11,932.

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

     As of December 31, 2012, the Company had not generated revenues and had no operations since inception. At December 31,2012, the Company had sustained a net loss of $11,932 and had an accumulated deficit of $11,932.

    The Company's registered independent audit firm has issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

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

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, the Company had sustained a net loss of $11,932 and had an accumulated deficit of $11,932.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2012 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company's chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on his evaluation, he concluded that the Company's disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting is a process designed by, or under the supervision of, its chief executive officer and chief financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of the Company's board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company's financial statements.

Under the supervision and with the participation of management, including the Company's chief executive officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation under the criteria established in Internal Control Integrated Framework, management concluded that the Company's internal control over financial reporting was ineffective as of February 28, 2013. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.


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


Audit Fees

     The aggregate fees incurred for professional services rendered by the independent registered public accounting firm for the audit of the Company's financial statements included in the Company's
Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2012
	                 -----------------

Audit-Related Fees       $ 1,250


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits

Exhibit Number 		Description

Item
3.1  	Articles of Incorporation as amended (1)

3.2   	Bylaws(2)

10.1 	Change of Control (3)

16.1    Change in certifying accountant (4)

23.1    Consent of independent registered accounting firm

31.1 	Certification of Chief Executive Officer pursuant to
	Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002

31.2 	Certification of Chief Financial Officer pursuant to
	Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002

32.1 	Certification of Chief Executive Officer and Chief
	Financial Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002


(1) Incorporated by reference to Current Report on Form 8-K filed November 1, 2012.
(2) Incorporated by reference to General Form for Registration on Form 10 filed May 30, 2012
(3) Incorporated by reference to Current Report on Form 8-K filed November 1, 2012.
(4) Incorporated by reference to Current Report on Form 8-K filed
	April 25, 2013.

FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm            1

Balance Sheet as of December 31, 2012                              2

Statement of Operations for the period from April 23, 2012
  (Inception) to December 31, 2012                                 3

Statement of Stockholders' (Deficit) for the period
   from April 23, 2012 (Inception) to December 31, 2012            4

Statement of Cash Flows for the period from April 23, 2012
   (Inception) to December 31, 2012                                5

Notes to Financial Statements                                      6

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Whoopass Poker Corporation

We have audited the accompanying balance sheet of Whoopass Poker Corporation (A Development Stage Company) (the "Company") as of
December 31, 2012 and the related statements of operations, stockholders' deficit and cash flows for the period from April 23, 2012 (Inception) to December 31, 2012. Whoopass Poker Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whoopass Poker Corporation (A Development Stage Company) as of December 31, 2012 and the results of it operations and it cash flows for the period from April 23, 2012 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company
Las Vegas, Nevada

                            WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEET


                       ASSETS
                                                 December 31, 2012
                                                 -----------------

  CURRENT ASSETS
    Cash                                         $           25
                                                 -----------------
  TOTAL CURRENT ASSETS                           $           25
                                                 =================


             LIABILITY AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                             $       10,000
                                                 -----------------
  TOTAL CURRENT LIABILITIES                      $       10,000
                                                 -----------------

  STOCKHOLDERS' DEFICIT
    Common Stock; $0.0001 par value,
    100,000,000 shares authorized;
    1,250,000 shares issued and outstanding                  125
    Additional paid-in capital                             1,832
    Deficit accumulated during the development
             stage                                       (11,932)
                                                 -----------------
  TOTAL STOCKHOLDERS' DEFICIT                             (9,975)
                                                 -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $            25
                                                 =================

                             WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF OPERATIONS


                                            For the period from April 23,
                                                  2012 (Inception) to
                                                   December 31, 2012
                                                 -----------------

   GENERAL AND ADMINISTRATIVE EXPENSES

     Legal fees				          $         10,000
     Accounting fees-related party                             750
     Incorporation fees-related party                        1,182
                                                  -----------------
   NET OPERATING LOSS                             $        (11,932)
                                                  =================

   LOSS PER SHARE - BASIC AND DILUTED             $           0.00
                                                  =================

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED           10,723,288
                                                  =================

                             WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' DEFICIT

                                                               Deficit
                                                               Accumulated   Total
                             Common Stock          Additional  During the    Stock-
                          -----------------------  Paid-in     Development   holders'
                          Shares       Amount      Capital     Stage         Deficit
                          ----------   ---------   ---------   -----------   --------

Balance, April 23,
  2012 (Inception)                -     $     -     $   -       $     -       $    -

  Common stock
    issued for cash         20,000,000     2,000        -             -          2,000

  Contributions to capital
    by related parties            -           -      1,932            -          1,932

  Redemption and cancellation
    of common stock        (19,750,000)   (1,975)       -             -         (1,975)

  Issuance of common
     stock in a change
     in control              1,000,000       100      (100)           -            -

   Net loss                       -           -         -         (11,932)      (11,932)
                           ----------   ---------   ---------    ---------     ---------
Balance,
 December 31, 2012         1,250,000    $   125    $ 1,832       $(11,932)     $ (9,975)
                          ==========    ========   =========     =========     =========


                             WHOOPASS POKER CORPORATION
                   (FORMERLY WHIFFLETREE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS

                                                          For the period from April
                                                           23, 2012 (Inception) to
                                                             December 31, 2012
                                                             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $        (11,932)
                                                             ------------------

   Adjustments to reconcile net income to net cash
   Used in Operating Activities
      Issuance of common stock in a change in control                    (100)
   Changes in operating assets and liabilities
      Accrued liability                                                10,000
                                                             ------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,032)
                                                             ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                               2,000
   Issuance of common stock in a change in control                        100
   Contributions to capital by related parties                          1,932
   Redemption and cancellation of common stock                         (1,975)
                                                              ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,057
                                                              ------------------
   INCREASE IN CASH                                                        25

   CASH, BEGINNING OF PERIOD                                                -

   CASH, END OF PERIOD                                        $            25
                                                              =================

NON-CASH FINANCING ACTIVITIES:

                                                              =================

     The accompanying notes are an integral part of these financial statements

                            WHOOPASS POKER CORPORATION
                    (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012

1.   NATURE OF OPERATIONS AND GOING CONCERN

Whoopass Poker Corporation (formerly Whiffletree Acquisition
Corporation) (the "Company") was incorporated on April
23, 2012 ("inception") under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company has sustained operating losses since inception. It has an accumulated deficit of $11,932 as of December 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

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

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2012.

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

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012


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

Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

3.   COMMON STOCK

On April 30, 2012, the Company authorized and issued 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 1,250,000 shares of common stock and no preferred stock were issued and outstanding.

                         WHOOPASS POKER CORPORATION
                (FORMERLY WHIFFLETREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 2012

On November 1, 2012, the Company redeemed and then cancelled an aggregate of 19,750,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,975.

On November 2, 2012, the Company authorized and issued 1,000,000 common shares to an officer of the company at $0.0001 representing 80% of the total outstanding shares of common stock as of December 31, 2012.


4.  RELATED PARTY TRANSACTIONS


For the period from April 23, 2012 (Inception) to December 31, 2012, a shareholder paid a total of $1,182 incorporation fees on behalf of the Company without expectation of repayment. The Company recorded it as contribution to capital.

5.   INCOME TAX

The Company's operations for the year ended December 31, 2012 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. The provision for income taxes consists of the following:

                                                 2012
                                             $
Benefits of deferred tax assets                  4,057
Less: Change in valuation allowance             (4,057)
                                              ---------
Provision for income tax                            -
                                              =========

Below is a summary of deferred tax asset calculations as of December 31, 2012 based on a 35% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

                                                 2012
                                             $
Net operating loss                              11,932
Statutory federal income tax rate                  35%
                                              ---------
Deferred tax asset                               4,176
                                              =========

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2012. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the income tax benefit amounts determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                 2012
                                              ---------
Statutory federal income tax rate                  35%
Change in valuation allowance                     (35%)
                                              ---------
                                                     -
                                              =========

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WHOOPASS POKER CORPORATION
                          Formerly Whiffletree Acquisition COrporation


                              By:   /s/ Donald W. Hohman, Sr.
                                        President
					Principal executive officer
Dated: July 19, 2013


                              By:   /s/ Donald Hohman
                                        Principal financial officer

Dated: July 19, 2013


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Donald Hohman         Director            July 19, 2013